Form 10-Q
period 1994-03-31
DIAMOND SHAMROCK OFFSHORE PARTNERS LTD PARTNERSHIP
filed 1994-05-10
CIK 773350

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                ________________


                                   FORM 10-Q

(Mark One)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ending March 31, 1994

                                      OR

  [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-8970

                      DIAMOND SHAMROCK OFFSHORE PARTNERS
                              LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)


           DELAWARE                                      75-2058990
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

                    5051 WESTHEIMER, HOUSTON, TEXAS  77056
             (Address of principal executive offices)   (Zip Code)

                                (713) 831-1600
             (Registrant's telephone number, including area code)



     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES   [X]        NO   [_]


     Number of Depositary Units evidenced by Depositary Receipts of the Registrant outstanding at April 30, 1994: 9,846,555.

                        PART I.   FINANCIAL INFORMATION


The accompanying financial statements have not been examined by independent accountants, but in the opinion of Diamond Shamrock Offshore Partners Limited Partnership's management all adjustments (consisting only of normal accruals) necessary for a fair presentation of results of operations, changes in partners' capital, financial position and cash flows at the date and for the periods indicated have been included.

            DIAMOND SHAMROCK OFFSHORE PARTNERS LIMITED PARTNERSHIP
                       STATEMENT OF INCOME - (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT PER UNIT)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                      -------------------
                                                                      1994          1993
                                                                      -----         -----
REVENUES
 Sales and operating revenues - trade.........................        $ 3,476      $17,188
 Sales and operating revenues - associated companies..........         17,218        7,189
 Other revenues, net..........................................            443          144
                                                                      -------      -------
                                                                       21,137       24,521
COSTS AND EXPENSES
 Production and operating costs...............................          3,943        5,514
 Exploration, including exploratory dry holes.................            794          506
 Depreciation and depletion...................................         10,334       10,784
 General and administrative expenses (b)......................          1,296        2,038
                                                                      -------      -------
                                                                       16,367       18,842

NET INCOME....................................................          4,770        5,679
 General Partners' Interest...................................             48           57
                                                                      -------      -------
NET INCOME APPLICABLE TO LIMITED PARTNERS.....................        $ 4,722      $ 5,622
                                                                      =======      =======

NET INCOME PER UNIT (c).......................................           $.06         $.08

AVERAGE UNITS OUTSTANDING.....................................     73,761,740   73,761,740


                 See Notes to Financial Statements (Unaudited)

             DIAMOND SHAMROCK OFFSHORE PARTNERS LIMITED PARTNERSHIP

                                 BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                         MARCH 31,
                                                           1994      DECEMBER 31,
                                                        (UNAUDITED)      1993
                                                        -----------  ------------

                       ASSETS

Current Assets
  Note receivable - Maxus Energy Corporation..........     $ 17,328      $  7,428
  Accounts receivable - oil and gas sales.............        8,819         9,335
  Accounts receivable - joint interest................        1,519         1,817
  Other...............................................          454         1,105
                                                           --------      --------
    Total Current Assets..............................       28,120        19,685
                                                           --------      --------

Oil and Gas Properties and Equipment - held for sale,
 net..................................................       14,116             -
                                                           --------      --------

Oil and Gas Properties and Equipment..................      598,496       698,798
  Less - Accumulated depreciation and depletion.......      472,791       553,622
                                                           --------      --------
                                                            125,705       145,176
                                                           --------      --------
                                                           $167,941      $164,861
                                                           ========      ========


          LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
  Accounts payable....................................     $ 13,660      $ 15,081
  Take-or-pay liability...............................        1,600         1,600
                                                           --------      --------
    Total Current Liabilities.........................       15,260        16,681

Other Liabilities and Deferred Credits................        3,763         3,766
Take-or-Pay Liability.................................        5,067         5,333
Partners' Capital.....................................      143,851       139,081
                                                           --------      --------
                                                           $167,941      $164,861
                                                           ========      ========


   The Partnership uses the successful efforts method to account for its oil and gas producing activities.



                 See Notes to Financial Statements (Unaudited).

             DIAMOND SHAMROCK OFFSHORE PARTNERS LIMITED PARTNERSHIP

                      STATEMENT OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             ------------------
                                                               1994      1993
                                                             --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................  $  4,770  $  5,679
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and depletion...........................    10,334    10,784
      Dry hole costs.......................................        (9)     (332)
      (Gain)/Loss on sale of assets........................       (42)        -
      Changes in components of working capital:
        Accounts receivable................................       814     1,596
        Other current assets...............................       651       237
        Accounts payable...................................    (1,421)   (2,710)
                                                             --------  --------
      Net cash provided by operating activities............    15,097    15,254
                                                             --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for oil and gas properties and equipment,
    including dry hole costs...............................    (4,951)   (8,029)
  (Increase) decrease in current note receivable...........    (9,900)    4,654
  Other....................................................      (246)       42
                                                             --------  --------
    Net cash used in investing activities..................   (15,097)   (3,333)
                                                             --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions paid..................................         -   (11,921)
                                                             --------  --------
      Net cash used in financing activities................         -   (11,921)
                                                             --------  --------
Net change in cash.........................................         -         -
Cash at beginning of period................................         -         -
                                                             --------  --------
Cash at end of period......................................  $      -  $      -
                                                             ========  ========



                 See Notes to Financial Statements (Unaudited).

             DIAMOND SHAMROCK OFFSHORE PARTNERS LIMITED PARTNERSHIP

           STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED) (A)
                             (DOLLARS IN THOUSANDS)

                                  LIMITED PARTNERS
                               ----------------------
                                  MAXUS
                      GENERAL  EXPLORATION
                     PARTNERS    COMPANY    UNITHOLDERS    TOTAL
                     --------  -----------  -----------  ---------
December 31, 1993..    $4,190      $84,095      $50,796   $139,081
    Net income.....        48        4,108          614      4,770
                       ------      -------      -------   --------
March 31, 1994.....    $4,238      $88,203      $51,410   $143,851
                       ======      =======      =======   ========




                 See Notes to Financial Statements (Unaudited).

             DIAMOND SHAMROCK OFFSHORE PARTNERS LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(A)  ORGANIZATION

   Diamond Shamrock Offshore Partners Limited Partnership ("Partnership") is a Delaware limited partnership formed in 1985 to succeed to substantially all of the oil and gas exploration and production business previously conducted by Maxus Exploration Company ("Exploration"), a wholly owned subsidiary of Maxus Energy Corporation ("Maxus"), in federal waters offshore Texas and Louisiana.
In exchange for its contribution of properties to the Partnership, Exploration received units of limited partnership interest ("Units") in the Partnership. As of March 31, 1994, Maxus Offshore Exploration Company ("MOEC"), a wholly owned subsidiary of Maxus, was the managing general partner of the Partnership and Maxus was the special general partner.

   On April 26, 1994, Maxus, MOEC and Exploration sold all their partnership interests consisting of general partners' interests and Units to affiliates of Burlington Resources Inc. for an aggregate $291.1 million. Maxus' aggregate ownership interest in the Partnership was approximately 87.1%. As a result of the sale, Meridian Offshore Company, a Burlington Resources Inc. affiliate, became the managing general partner of the Partnership and Meridian Offshore Acquisition Company became the special general partner.

(B)  GENERAL AND ADMINISTRATIVE EXPENSES

   General and administrative expenses represent allocations from Maxus. Maxus believes that the method of allocation is reasonable.

(C)  INCOME PER UNIT

   Net Income per Unit is calculated for financial reporting purposes only. Income or loss for federal income tax purposes will be calculated and communicated separately for each Unitholder subsequent to December 31, 1994.

(D)  FINANCIAL INSTRUMENTS

   As discussed in the Partnership's Annual Report on Form 10-K for year-ended December 31, 1993, the Partnership hedged against the effects of fluctuations in the price of natural gas through price swap agreements. As of April 26, 1994, the Partnership settled all then-outstanding hedged positions for a $253,050 gain.

(E)  DISPOSITION OF ASSETS

   On April 25, 1994, the Partnership sold its interests in Main Pass Blocks 72, 73 and 74, offshore Louisiana, to Pogo Producing Company for approximately $18.2 million. The net book value of the properties was $14.1 million. See Part II
Item 5 of this Form 10-Q for the unaudited pro forma financial statements.

             DIAMOND SHAMROCK OFFSHORE PARTNERS LIMITED PARTNERSHIP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              FIRST QUARTER, 1994


RESULTS OF OPERATIONS

   Diamond Shamrock Offshore Partners Limited Partnership ("Partnership") reported net income of $4.8 million for the first three months of 1994, a $.9 million decline over the same period in 1993. This decrease was a result of lower sales and operating revenues, despite lower production costs and lower administrative expenses. Sales and operating revenues for the first three months of 1994 were $20.7 million, down from $24.4 million recorded for the same period of 1993.


   Average gas production in the first three months of 1994 was down 18% to 73 million cubic feet ("mmcf") per day compared to 89 mmcf per day in the same period of 1993. Contributing to the volume decline were watering and sanding at Main Pass 116/126 (7 mmcf per day) and watering at Vermilion 226/237 (3 mmcf per day) and Main Pass 181 (5 mmcf per day) partially offset by new production at West Cameron 142 (8 mmcf per day). The average gas price in the first quarter 1994 was $2.37 per thousand cubic feet ("mcf"), up $.31 per mcf from $2.06 per mcf in the first quarter last year.

   Crude oil and condensate sales revenues were down in the first three months of 1994 due to lower oil prices which averaged $12.71 per barrel compared to $18.05 per barrel in the first quarter last year. Production increased to 4,468 barrels ("bbls") per day compared to 4,246 bbls per day in the same period in 1993. New production from West Cameron 142 (252 bbls per day) and Ewing Bank 944/988 (420 bbls per day) were partially offset by watering at Vermilion 226 and field decline at Main Pass 288/289.

   Production and operating costs were $3.9 million in the first quarter 1994 as compared to $5.5 million in the first quarter 1993. The decrease resulted from third-party gas purchase costs of $1.1 million recorded in first quarter 1993.

   Depreciation and depletion expense was $10.3 million in the first quarter of 1994, $.5 million below the same period last year. Lower production was responsible for the decline, despite higher depletion rates.

FINANCIAL CONDITION

   Net cash provided by operating activities for the Partnership during the first three months of 1994 decreased slightly to $15.1 million from $15.3 million in the same period in 1993. Lower working capital requirements offset the decline in operating cash income.

  Expenditures for oil and gas properties and equipment, including dry hole costs, in the first three months of 1994 were $5.0 million compared to $8.0 million in 1993. The decrease in 1994 was largely due to lower spending on exploratory wells. During the first quarter 1994, the Partnership was high bidder at the Federal lease sale on two blocks offshore Louisiana. One of these, Eugene Island 395 (100% working interest) has been awarded to the Partnership. The bid for the other, West Cameron 54 (100% working interest), must be accepted or rejected by the Minerals Management Service on or before June 29, 1994.

   At March 31, 1994, the Partnership's ratio of current assets to current liabilities (current ratio) equaled 1.8 compared to a ratio of 1.2 at December 31, 1993. Current assets rose primarily due to an increase in the note receivable with Maxus Energy Corporation ("Maxus") which, at March 31, 1994, was $17.3 million, an increase of $9.9 million from December 31, 1993. This note was repaid in full on April 26, 1994 upon sale of Maxus' interest to Meridian Offshore Company and the proceeds from the repayment have been advanced to Meridian Offshore Company.

   No cash distribution was made for the first quarter 1994 due to the Partnership's lack of distributable cash for the quarter. A second quarter cash distribution, payable June 7, 1994, was declared at $.13 per Unit to Unitholders of record on May 13, 1994.

OTHER EVENTS

   On April 25, 1994 the Partnership sold its interest in Main Pass 72, 73 and 74 to Pogo Producing Company for $18.2 million. The net book value of the properties was $14.1 million.

   On April 26, 1994, Maxus, the special general partner of the Partnership, Maxus Offshore Exploration Company, the managing general partner, and Maxus Exploration Company sold all of their interests in the Partnership consisting of general partners' interests and 64,163,885 Units to affiliates of Burlington Resources Inc. for an aggregate of $291.1 million. Units were sold at an equivalent of approximately $4.48 per Unit. Maxus' aggregate ownership interest in the Partnership was approximately 87.1%. As a result of the sale, Meridian Offshore Company, a Burlington Resources Inc. affiliate, became the managing general partner of the Partnership and Meridian Offshore Aquisition Company became the special general partner.

    Also on April 26, 1994, Burlington Resources Inc. announced that it intends to acquire the remaining Units through merger for $4.48 per Unit.

                          PART II.  OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS.

On April 27, 1994, a purported class action entitled Susser vs. Burlington Resources Inc., Diamond Shamrock Offshore Partners Limited Partnership, Maxus Energy Corporation, et al. (C.A. No. 13483) (the "Action") was filed in the Delaware Chancery Court. The complaint alleges, among other things, that (i) Maxus failed to adhere to its purported fiduciary duties to minority holders of units of limited partnership interest ("Units") to attempt to achieve the highest possible price for the Partnership, (ii) the proposed purchase price to be paid to Unit holders does not represent the true value of the assets and future prospects underlying the limited partnership interests in the Partnership, (iii) the proposed transaction serves no legitimate business purpose of the Partnership, but is an attempt to benefit Burlington Resources Inc. ("BR") unfairly at the expense of Unit holders, (iv) the proposed purchase price to be paid to Unit holders is unconscionable, unfair and grossly inadequate because, among other things, the market value and intrinsic value of the Units was and is materially in excess of $4.48 per Unit and the purchase price is not the result of arm's length negotiations and (v) BR and Maxus have breached and continue to breach their purported fiduciary duties as past and present controlling security holders of the Partnership. The complaint seeks, among other things, preliminary and permanent injunctive relief and unspecified damages. BR and Meridian Offshore Company believe that the Action is wholly without merit and intend to contest it vigorously.


ITEM 5. OTHER INFORMATION.

(a) On April 26, 1994, Maxus Energy Corporation ("Maxus"), Maxus Offshore Exploration Company and Maxus Exploration Company sold all their interests in the Partnership consisting of the general partners' interests and units of limited partnership interest ("Units") to affiliates of Burlington Resources Inc. for an aggregate $291.1 million. Maxus' aggregate ownership interest in the Partnership was approximately 87.1%. As a result of the sale, Meridian Offshore Company, a Burlington Resources Inc. affiliate, became the managing general partner of the Partnership and the owner of all 64,163,885 Units formerly owned by Maxus and Meridian Offshore Acquisition Company became the special general partner.

(b) Pro forma Financial Information -- On April 25, 1994, the Partnership sold its interests in Main Pass Blocks 72, 73 and 74, offshore Louisiana, to Pogo Producing Company for approximately $18.2 million. The net book value of these properties was $14.1 million. An unaudited pro forma balance sheet as of March 31, 1994 has been prepared as if the sale had occurred at that date. The unaudited pro forma statements of income for the year ended December 31, 1993 and the three months ended March 31, 1994 have been prepared as if the sale had occurred at January 1, 1993 and January 1, 1994, respectively. The pro forma data are not necessarily indicative of the financial results which would have occurred had the sale been effective on those dates and should not be viewed as indicative of the Partnership in future periods.

                 DIAMOND SHAMROCK OFFSHORE LIMITED PARTNERSHIP
                       UNAUDITED PRO FORMA BALANCE SHEET
                             AS OF MARCH 31, 1994

                                                            Historical                  Pro Forma
                                                          D.S. Offshore                Adjustments
                        ASSETS                              Partners          Debit             Credit         Pro Forma
                                                          -------------     --------          ----------       ----------
Current Assets
   Note Receivable - Maxus Energy Corporation............  $ 17,328         $18,150                    -        $ 35,478
   Accounts Receivable - oil and gas sales...............     8,819               -                    -           8,819
   Accounts Receivable - joint interest..................     1,519               -                    -           1,519
   Other.................................................       454               -                    -             454
                                                           --------         -------              -------        --------
      Total Current Assets...............................    28,120          18,150                    -          46,270
                                                           --------         -------              -------        --------

Oil and Gas Properties and Equipment - held for sale,
 net.....................................................    14,116               -              $14,116               -
                                                           --------         -------              -------        --------

Oil and Gas Properties and Equipment.....................   598,496               -                    -         598,496
   Less - Accumulated depreciation and depletion.........   472,791               -                    -         472,791
                                                           --------         -------              -------        --------
                                                            125,705               -                    -         125,705
                                                           --------         -------              -------        --------
                                                           $167,941         $18,150              $14,116        $171,975
                                                           ========         =======              =======        ========

      LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
   Accounts Payable.....................................   $ 13,660               -                    -        $ 13,660
   Take-or-pay liability................................      1,600               -                    -           1,600
                                                           --------         -------              -------        --------
     Total Current Liabilities..........................     15,260               -                    -          15,260

Other Liabilities and Deferred Credits..................      3,763               -                    -           3,763
Take-or-Pay Liability...................................      5,067               -                    -           5,067
Partners' Capital.......................................    143,851               -              $ 4,034         147,885
                                                           --------         -------              -------        --------
                                                           $167,941               -              $ 4,034        $171,975
                                                           ========         =======              =======        ========



                 DIAMOND SHAMROCK OFFSHORE LIMITED PARTNERSHIP
                    UNAUDITED PRO FORMA STATEMENT OF INCOME
                     FOR THE YEAR ENDED DECEMBER 31, 1993


                                                                 Historical           Pro Forma
                                                                D.S. Offshore        Adjustments
                                                                  Partners        Debit       Credit     Pro Forma
                                                                -------------   ---------   ----------   ----------
REVENUES
   Sales and operating revenues - trade......................         $37,988      $6,600            -      $31,388
   Sales and operating revenues - associated companies.......          49,081       1,849            -       47,232
   Other revenues, net.......................................          (3,395)          -            -       (3,395)
                                                                -------------   ---------   ----------   ----------
                                                                       83,674       8,449            -       75,225

COSTS AND EXPENSES
   Production and operating costs............................          17,551           -       $1,355       16,196
   Exploration, including exploratory dry holes..............           8,484           -            -        8,484
   Depreciation and depletion................................          39,564           -        3,316       36,248
   General and administrative expenses.......................           5,553           -            -        5,553
                                                                -------------   ---------   ----------   ----------
                                                                       71,152           -        4,671       66,481

NET INCOME...................................................          12,522       8,449        4,671        8,744
   General Partner's Interest................................             125          85           47           87
                                                                -------------   ---------   ----------   ----------
NET INCOME APPLICABLE TO LIMITED PARTNERS....................         $12,397      $8,364       $4,624      $ 8,657
                                                                =============   =========   ==========   ==========

NET INCOME PER UNIT..........................................         $  0.17           -            -      $  0.12
                                                                =============   =========   ==========   ==========

AVERAGE UNITS OUTSTANDING....................................      73,761,740                            73,761,740

                                     -11-

                 DIAMOND SHAMROCK OFFSHORE LIMITED PARTNERSHIP
                    UNAUDITED PRO FORMA STATEMENT OF INCOME
                     FOR THE QUARTER ENDED MARCH 31, 1994

                                                           Historical             Pro Forma
                                                          D.S. Offshore          Adjustments
                                                            Partners         Debit         Credit       Pro Forma
                                                          -------------  -------------  -------------  -------------
REVENUES
  Sales and operating revenues - trade..................        $ 3,476         $1,116             --        $ 2,360
  Sales and operating revenues - associated companies...         17,218            398             --         16,820
  Other revenues, net...................................            443             --             --            443
                                                          -------------  -------------  -------------  -------------
                                                                 21,137          1,514             --         19,623
COSTS AND EXPENSES
  Production and operating costs........................          3,943             --           $118          3,825
  Exploration, including exploratory dry holes..........            794             --             --            794
  Depreciation and depletion............................         10,334             --            649          9,685
  General and administrative expenses...................          1,296             --             --          1,296
                                                          -------------  -------------  -------------  -------------
                                                                 16,367             --            767         15,600

NET INCOME..............................................          4,770          1,514            767          4,023
  General Partner's Interest............................             48             15              7             40
                                                          -------------  -------------  -------------  -------------
NET INCOME APPLICABLE TO LIMITED PARTNERS...............        $ 4,722         $1,499           $760        $ 3,983
                                                          =============  =============  =============  =============

NET INCOME PER UNIT.....................................        $  0.06             --             --        $  0.05
                                                          =============  =============  =============  =============

AVERAGE UNITS OUTSTANDING...............................     73,761,740                                   73,761,740

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         None

     (b) Reports on Form 8-K.

         None

                                   SIGNATURE
                                   ---------




    Pursuant to the requirements of the Securities Exchange Act of 1934, the Managing General Partner of the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             DIAMOND SHAMROCK OFFSHORE PARTNERS
                             LIMITED PARTNERSHIP,
                             a Delaware limited partnership

                             By:  MERIDIAN OFFSHORE COMPANY
                                    Managing General Partner



May 9, 1994                  By:  Hays R. Warden
                                ---------------------------------------
                                  Hays R. Warden, Senior Vice President
                                  and Controller, on behalf of the
                                  Registrant and as the principal
                                  accounting officer of its Managing
                                  General Partner